Form 10-Q
period 1996-03-31
NORTH LENDERS L P
filed 1996-05-14
CIK 835959

                  FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    (As last amended in Rel. No. 31326, eff. 10/22/92.)

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                         FORM 10-Q

                                        (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended                  March 31, 1996

                                            or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______to _______

Commission File Number:     33-22908-A

                                    NORTH LENDERS, L.P.

                  (Exact name of Registrant as specified in its charter)

Delaware                                                  62-1356791
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification)

One Belle Meade Place, 4400 Harding Road, Suite 500,
Nashville, Tennessee 37205
(Address of principal executive office)   (Zip Code)

                                      (615) 292-1040
                   (Registrant's telephone number, including area code)


        Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

                                                  YES    X     NO

                               PART I. FINANCIAL INFORMATION

                                Item 1. Financial Statement


                                    NORTH LENDERS, L.P.
                                  (A Limited Partnership)


                                   FINANCIAL STATEMENTS
                         For The Three Months Ended March 31, 1996


                                           INDEX



   Financial Statements

           Balance Sheets                                     3
           Statements of Operations                           4
           Statements of Cash Flows                           5
           Notes to Financial Statements                      6

                                    NORTH LENDERS, L.P.
                                  (A Limited Partnership)

                                       BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS


                                                  March 31,    December 31,
                                                    1996           1995
CASH                                               $47,951         $50,698
NOTES RECEIVABLE FROM AFFILIATE                    346,678         346,678
INTEREST RECEIVABLE FROM AFFILIATE                  19,829          11,186
LOAN COSTS                                         110,183         114,264

         Total Assets                             $524,641        $522,826
                                                  =========        ========



                                      LIABILITIES AND PARTNERS' EQUITY

ACCRUED STATE INCOME TAX                           $30,816         $30,816
PARTNERS' EQUITY                                   493,825         492,010

         Total Liabilities &
             Partners' Equity                     $524,641        $522,826
                                                  ========        ========










                                     See notes to financial statements.
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                        Quarter &
                                                      Year-to Date
                                                    Ending March 31,
                                                    1996           1995
         REVENUES:
             Interest Income                         $8,643        $332,354

         EXPENSES:

         Legal & Accounting                           2,377           6,000
         Amortization                                 4,081           4,081
         General & Administrative Exp.                  370             397
              Total Expenses                          6,828          10,478

             Net Earnings                            $1,815        $321,876
                                                   ========         =======





















                                      See notes to financial statements
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                        Year-to-date
                                                          March 31,
                                                     1996           1995
Cash Flows from Operating Activities:

Net Earnings                                        $1,815        $321,876

Adjustments to reconcile Net Earnings to
Net Cash (used in)/provided by
Operating Activities:
         Amortization                                4,081           4,081
         Accrued Interest                           (8,643)        (15,377)
         Change in Acct. Rec.                          -            (2,250)
         Change in Acct. Pay.                          -               800
         Interest Payments. recv'd on
             Note Receivable                           -            30,446

             Total Adjustments                      (4,562)         17,700

Net Cash (used in)/provided by
         Operating Activities                       (2,747)        339,576

Cash Flows from Financing Activities

         Cash Distribution                             -        (1,221,591)

Cash Flows from Investing Activities

         Principal payments received                   -           922,830

             Net Change in Cash                     (2,747)         40,815

CASH AT JANUARY 1,                                  50,698          50,607

CASH AT MARCH 31,                                  $47,951         $91,422
                                                   =======         =======





                                     See notes to financial statements.
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                        NOTES TO FINANCIAL STATEMENTS

                                  For the Three Months Ended March 31, 1996
                                                 (Unaudited)



A.        ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Item 2:  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1996

The Partnership's primary business is to lend monies to North By Northeast, Ltd.

Due to the nature of the Registrant, all activity is a result of transactions in North by Northeast, Ltd, the loan holder, and North by Northeast Land Partners (Land
Partnership), the investment of North by Northeast, Ltd.

There have been no sales by the Land Partnership during the first quarter of 1996. Operations of the Registrant are comparable to prior quarters with the exception of interest income. The decrease in interest income is due to the large profit earned on the sales at the Land Partnership level during the first quarter of 1995. From these sales, the required distribution to the Lender exceeded the interest accrued through that date, generating "additional interest" as defined in the Lender Financing agreement. In 1996, accrued interest expense on the Lender Financing decreased due to a lower debt balance.

Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $46,951 at April 30, 1996, will provide sufficient liquidity for the future.

                               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
   Exhibit 27 - Financial Data Schedule for the First
    Quarter of 1996

(b) No 8-K's have been filed during this quarter.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NORTH LENDERS, L.P.
                                By:     222 NORTH, LTD.
                                        General Partner

Date:       May 14, 1996                By:      /s/Steven D. Ezell
                                                 General Partner


                                        By:      222 PARTNERS, INC.
                                                 General Partner

Date:       May 14, 1996                By:      /s/Michael A. Hartley
                                                 Secretary/Treasurer