Form 10-Q
period 1996-06-30
NORTH LENDERS L P
filed 1996-08-14
CIK 835959

                  FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    (As last amended in Rel. No. 31326, eff. 10/22/92.)

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                         FORM 10-Q

                                        (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996
                                            or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from______to _______

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


                                   FINANCIAL STATEMENTS
                         For The Three Months Ended June 30, 1996


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

                                    NORTH LENDERS, L.P.
                                  (A Limited Partnership)

                                       BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS
                                          June 30,     December 31,
                                            1996           1995
CASH                                       46,707           $50,698

NOTES RECEIVABLE
             FROM AFFILIATE               346,678           346,678

INTEREST RECEIVABLE
             FROM AFFILIATE                28,472            11,186

LOAN COSTS                                106,102           114,264

                    Total Assets          527,959          $522,826
                                        =========         ========



                             LIABILITIES AND PARTNERS' EQUITY

ACCRUED STATE INCOME TAX                  30,816           $30,816

PARTNERS' EQUITY                         497,143           492,010

   Total Liabilities &
           Partners' Equity              527,959          $522,826
                                        ========        =========










                            See notes to financial statements.
/TABLE

                                    NORTH LENDERS, L.P.
                                  (A Limited Partnership)

                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                       Quarter to Date        Year to Date
                                                  Ending June 30,

                                      1996        1995       1996       1995

REVENUES:

Interest Income                     $9,849     $12,062    $18,492   $ 27,439
Additional Int.                        -         2,741       -       319,718
                                     -----      ------     ------    -------
                                     9,849      14,803     18,492    347,157

EXPENSES:

Legal & Account.                     2,445       1,564      4,822      7,564
Amortization                         4,081         -        8,162      8,162
General & Admin.
         Expenses                        5         -          375        397
                                     -----       -----      -----      -----
                                     6,531       1,564     13,359     16,123

         Net Earnings                3,318      13,239      5,133    331,034
                                    ======      ======    =======    =======

















                                      See notes to financial statements
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                 Year to date
                                                    June 30,
                                              1996             1995
Cash Flows from Operating Activities:

Net Earnings                                5,133          331,034
Adjustments to reconcile Net Earnings to
    Net Cash provided by Operating Activities:
    Amortization                            8,162            8,162
    Increase in Interest Rec.             (17,286)         (25,416)
    Change in Accounts Payable               -                (148)
    Interest Payments. recv'd on
      Note Receivable                        -              30,446
                                           -------          -------
    Total Adjustments                      (9,124)          13,044

    Net Cash provided by
      Operating Activities                 (3,991)         344,078

Cash Flows from Investing Activities:
    Principal Payments received on
    Note Receivable from Affil               -             922,830
                                           -------         --------
    Net Cash Provided by
    Investing Activities                     -             922,830

Cash Flows from Financing Activities:
    Cash Distribution                        -          (1,221,591)
                                           -------      -----------
    Net Cash used in
     Financing Activities                    -          (1,221,591)

    Net Change in Cash                     (3,991)          45,317

CASH AT JANUARY 1,                         50,698           50,607

CASH AT JUNE 30 ,                          46,707           95,924
                                           =======         ========


                                     See notes to financial statements.

/TABLE

                                NORTH LENDERS, L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1996
                                    (Unaudited)



A.ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Item 2:Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

Results of Operations for the Quarter ended June 30, 1996

The Partnership's primary business is to lend monies to North By
Northeast, L.P.  ("the Borrower").

Due to the nature of the Registrant, all activity is a result of transactions in North by Northeast, Ltd. (the "Borrower"), and
North by Northeast Land Partners (the "Land Partnership"), the investment of North by Northeast, Ltd.

There have been no sales by the Land Partnership during the first six months of 1996. Operations of the Registrant are comparable to prior quarters with the exception of interest income. The decrease in interest income is due to "additional interest" earned in 1995 and a lack of "additional interest" in 1996. "Additional interest" is earned when the required interest payment to the Registrant exceeds the interest accrued through that date. Interest payments are a function of time and principal but also include a portion of the proceeds from sales at the Land Partnership level.

Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $46,707 at July
31, 1996, will provide sufficient liquidity for the future.

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


                                                  NORTH LENDERS, L.P.
                                                  By:      222 NORTH, LTD.
                                                           General Partner

Date:        August 14, 1996                      By:      /s/Steven D. Ezell
                                                           General Partner


                                                  By:      222 PARTNERS, INC.
                                                           General Partner

Date:        August 14, 1996                      By:      /s/Michael A. Hartley
                                                           Secretary/Treasurer