Form 10-Q
period 1996-09-30
NORTH LENDERS L P
filed 1996-11-14
CIK 835959

     FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549


                       FORM 10-Q



                      (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934
For the period ended September 30, 1996

                              or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934
For the transition period from __________ to _______________


              Commission File Number: 33-22908-A


                  NORTH LENDERS, L.P.
(Exact name of Registrant as specified in its charter)


       Tennessee                            62-1271664
 (State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification)


4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)   (Zip Code)

                    (615)  292-1040
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


                             YES    X     NO  ___

             PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                  NORTH LENDERS, L.P.
           (A Tennessee Limited Partnership)


                 FINANCIAL STATEMENTS
     For the Nine Months Ended September 30, 1996


                         INDEX



       Financial Statements:

            Balance Sheets                       3
            Statements of Operations             4
            Statements of Cash Flows             5
            Notes to Financial Statements        6



                      NORTH LENDERS, L.P.
                    (A Limited Partnership)

                        BALANCE SHEETS
                          (Unaudited)



                              September 30,   December 31,
                                  1996            1995
                              -------------   -------------

                            ASSETS

CASH                             $46,707          $50,698

INTEREST RECEIVABLE
     FROM AFFILIATE               37,211           11,186

NOTE RECEIVABLE FROM AFFILIATE   346,678          346,678

LOAN COSTS                       102,021          114,264

Total Assets                   $ 532,617         $522,826
                              ==========       ==========



               LIABILITIES AND PARTNERS' EQUITY



ACCRUED STATE INCOME            $ 30,816           30,816

PARTNERS' EQUITY                 501,801          492,010

Total Liabilities & Partners' Equity$  532,617  $ 522,826
                             ==========        ==========



                      See notes to financial statements.


/TABLE


                      NORTH LENDERS, L.P.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)



                       Quarter Ending     Year to Date Ending
                        September 30,        September 30,
                     ------------------  ---------------------
                      1996       1995       1996      1995
                     -------    ------     ------    ------
REVENUE:

Additional Interest $ -       302,978       -       622,696
Interest Income      8,739      9,813      27,231     37,252

Total Revenue      $ 8,739    312,791    $ 27,231    659,948


EXPENSES:

Amortization         4,081      4,080      12,243     12,243
Legal & Accounting Fees-          300       4,822      7,864
General & Admin. Expenses-      1,293         375      1,690

Total Expenses   $   4,081      5,673   $  17,440     21,797

NET INCOME         $ 4,658    307,118     $ 9,791    638,151


                       See notes to financial statements


                      NORTH LENDERS, L.P.
                    (A Limited Partnership)

                   STATEMENTS OF CASH FLOW
                          (Unaudited)

                                        Year-to-date
                                        September 30,
                                _____________________________
                                  1996               1995
                                  ____               ____
Cash Flows from Operating Activities:

Net Income                        $9,791           638,151
Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
Amortization                      12,243            12,243
Additional Accrued Interest      (26,025)          (35,229)
Interest Pymts. Received
   on Note Receivable               -               50,939
Change in Accounts Payable          -                  151

Total Adjustments                (13,782)           28,104

Net Cash provided by
Operating Activities              (3,991)          666,255

Cash Flows from Investing Activities:

Change in Note Receivable
from Affiliate                      -              978,835

Cash Flows from Financing Activities:

Distribution to Partners             -          (1,647,727)

Net Increase/(Decrease) in
Cash and Cash Equivalents         (3,991)           (2,637)

CASH AT JANUARY 1,                50,698            50,607

CASH AT SEPTEMBER 30,          $  46,707            47,970
                                =========          ========

See notes to financial statements.

                      NORTH LENDERS, L.P.
                    (A Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS

         For the Nine Months Ended September 30, 1996
                          (Unaudited)


A.ACCOUNTING POLICIES

The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

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

There have been no sales by the Land Partnership during the first nine months of 1996. Operations of the Registrant are comparable to prior quarters with the exception of interest income. The decrease in interest income is due to "additional interest" earned in 1995 and a lack of "additional interest" in 1996. "Additional interest" is earned when the required interest payment to the Registrant exceeds the interest accrued through that date. Interest payments are a function of time and principal but also include a portion of the proceeds from sales at the Land Partnership level.

Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $46,707 at October 31, 1996, will provide sufficient liquidity for the future.

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


                                    NORTH LENDERS, L.P.

                                    By:   222 NORTH, LTD.
                                          General Partner



Date:  November 14, 1996                By:/s/ Steven D. Ezell
                                               General Partner


                                   By:    222 Partners, Inc.
                                          General Partner



Date: November 14, 1996            By:/s/ Michael A. Hartley
                                         Secretary/Treasurer