Form 10-Q
period 1997-03-31
NORTH LENDERS L P
filed 1997-05-16
CIK 835959

                  FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    (As last amended in Rel. No. 31326, eff. 10/22/92.)

                                       UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                         FORM 10-Q

                                        (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the period ended                  March 31, 1997

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


                                   FINANCIAL STATEMENTS
                         For The Three Months Ended March 31, 1997


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

                                    NORTH LENDERS, L.P.
                                  (A Limited Partnership)

                                       BALANCE SHEETS
                                        (Unaudited)


                                          ASSETS


                                         March 31,     December 31,
                                           1997            1996
CASH                                      $20,644          $249,016
NOTES RECEIVABLE
 FROM AFFILIATE                            183,889          183,889
INTEREST RECEIVABLE
FROM AFFILIATE                              9,119             4,585
LOAN COSTS                                 93,860            97,941

         Total Assets                    $307,512          $535,431
                                         =========         ========



                                      LIABILITIES AND PARTNERS' EQUITY

ACCRUED STATE INCOME TAX                  $30,816          $30,816
PARTNERS' EQUITY:

         Limited partners (5,625
             units outstanding)           276,696          504,615
         General Partner                      -                -

         Total partners' equity           276,696          504,615

         Total Liabilities &
             Partners' Equity            $307,512         $535,431
                                         ========         ========








                                     See notes to financial statements.
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)


                                                Quarter &
                                              Year-to Date
                                            Ending March 31,
                                           1997            1996
         REVENUES:
             Interest Income               $4,534            $8,643

         EXPENSES:

         Legal & Accounting                   -               2,377
         Amortization                       4,081             4,081
         General & Administrative Exp.                       1,099370
                                            5,180             6,828

             Net Earnings                   $(646)           $1,815
                                          ========          =======





















                                      See notes to financial statements
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                Year-to-date
                                                  March 31,
                                                     1997           1996
Cash Flows from Operating Activities:

Net Earnings                                         $(646)         $1,815

Adjustments to reconcile Net Earnings to
Net Cash (used in)/provided by
Operating Activities:
         Amortization                                4,081           4,081
         Accrued Interest                           (4,534)         (8,643)

             Total Adjustments                        (453)        (4,562)

Net Cash (used in)/provided by
         Operating Activities                       (1,099)        (2,747)

Cash Flows from Financing Activities

         Cash Distribution                        (227,273)            -

             Net Change in Cash                   (228,372)        (2,747)

CASH AT JANUARY 1,                                 249,016          50,698

CASH AT MARCH 31,                                  $20,644         $47,951
                                                   =======         =======





                                     See notes to financial statements.
/TABLE

                                             NORTH LENDERS, L.P.
                                           (A Limited Partnership)

                                        NOTES TO FINANCIAL STATEMENTS

                                  For the Three Months Ended March 31, 1997
                                                 (Unaudited)



A.        ACCOUNTING POLICIES

         The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Item 2:  Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Results of Operations for the Quarter ended March 31,
1997

The Partnership's primary business is to lend monies to North By Northeast, Ltd.

Due to the nature of the Registrant, all activity is a result of transactions in North by Northeast, Ltd, the loan holder, and North by Northeast Land Partners (Land
Partnership), the investment of North by Northeast, Ltd.

There have been no sales by the Land Partnership during the first quarter of 1997. Operations of the Registrant are comparable to prior quarters with the exception of interest income. In 1997, accrued interest expense on the Lender Financing decreased due to a lower debt balance.

Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $20,644 at April 30, 1997, will provide sufficient liquidity for the future.

                               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
   Exhibit 27 - Financial Data Schedule for the First
    Quarter of 1997

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


                                        NORTH LENDERS, L.P.
                                        By:      222 NORTH, LTD.
                                              General Partner

Date:       May 15, 1997                         By:     /s/Steven D. Ezell
                                                     General Partner


                                        By:      222 PARTNERS, INC.
                                                 General Partner

Date:       May 15, 1997                         By:     /s/Michael A. Hartley
                                                 Secretary/Treasurer