Form 10-Q
period 1997-06-30
NORTH LENDERS L P
filed 1997-08-14
CIK 835959

          FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            (As last amended in Rel. No. 31326, eff. 10/22/92.)

                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1997
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from______to _______
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


                           FINANCIAL STATEMENTS
                 For The Six Months Ended June 30, 1997


                                   INDEX



      Financial Statements

      Balance Sheets                       3
      Statements of Operations             4
      Statements of Cash Flows             5
      Notes to Financial Statements        6

                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)


                                  ASSETS
                                    June 30,   December 31,
                                      1997         1996
CASH                                 23,000        $249,016

NOTES RECEIVABLE
       FROM AFFILIATE               183,889         183,889

INTEREST RECEIVABLE
       FROM AFFILIATE                13,704           4,585

LOAN COSTS                           89,779          97,941

           Total Assets             310,372        $535,431
                                   =========       ========



                LIABILITIES AND PARTNERS' EQUITY

     ACCRUED STATE INCOME TAX        30,816         $30,816

     ACCOUNTS PAYABLE                 6,000            -

     PARTNERS' EQUITY               273,556         504,615

      Total Liabilities &
           Partners' Equity         310,372        $535,431
                                    ========      =========










               See notes to financial statements.
          /TABLE

                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                                (Unaudited)



                        Quarter to Date         Year to Date
                                  Ending June 30,

                        1997       1996         1997      1996

REVENUES:

Interest Income      6,941       9,849     $11,475      18,492
                     -----      ------      ------     -------
                     6,941       9,849      11,475      18,492

EXPENSES:

Legal & Account.     6,000       2,450       7,099       5,197
Amortization         4,081       4,081       8,162       8,162
                     -----       -----       -----       -----
                    10,081       6,531      15,261      13,359

    Net Earnings    (3,140)      3,318     (3,786)       5,133
                    ======       =====     =======     =======
















                     See notes to financial statements
/TABLE

                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                      Year to date
                                          June 30,
                                        1997         1996
Cash Flows from Operating Activities:

Net Earnings                         (3,786)       5,133
Adjustments to reconcile Net Earnings to
    Net Cash provided by Operating Activities:
    Amortization                      8,162        8,162
    Increase in Interest Rec.        (9,119)     (17,286)
    Change in Accounts Payable        6,000          -
                                     -------      -------
    Total Adjustments                 5,043       (9,124)

    Net Cash provided by
      Operating Activities            1,257       (3,991)

Cash Flows from Financing Activities:

    Cash Distribution              (227,273)        -
                                     -------  -----------
    Net Cash used in
     Financing Activities          (227,273)        -

    Net Change in Cash             (226,016)      (3,991)

CASH AT JANUARY 1,                  249,016       50,698

CASH AT JUNE 30,                     23,000       46,707
                                     =======     =======


                    See notes to financial statements.

/TABLE

                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

                 For the Three Months Ended June 30, 1997
                                (Unaudited)



A.   ACCOUNTING POLICIES

    The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Item 2: Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations for the Quarter ended June 30, 1997

The Partnership's primary business is to lend monies to North By
Northeast, L.P.  ("the Borrower").

Due to the nature of the Registrant, all activity is a result of transactions in North by Northeast, Ltd. (the "Borrower"), and
North by Northeast Land Partners (the "Land Partnership"), the investment of North by Northeast, Ltd.

There have been no sales by the Land Partnership during the first six months of 1997. Operations of the Registrant are comparable to prior quarters with the exception of interest income. In 1997, interest expense on the Lender Financing decreased due to a lower debt balance.

Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $23,001 at July
31, 1997, will provide sufficient liquidity for the future.

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


                             NORTH LENDERS, L.P.
                             By: 222 NORTH, LTD.
                                  General Partner

Date:  August 14, 1997       By: /s/Steven D. Ezell
                                  General Partner


                             By: 222 PARTNERS, INC.
                                  General Partner

Date:  August 14, 1997       By: /s/Michael A. Hartley
                                  Secretary/Treasurer