Form 10-Q
period 1997-09-30
NORTH LENDERS L P
filed 1997-11-21
CIK 835959

          FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                           FORM 10-Q



                          (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934
 For the period ended September 30, 1997

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


                     FINANCIAL STATEMENTS
            For the Nine Months Ended September 30, 1997


                             INDEX



            Financial Statements:

            Balance Sheets                            3
            Statements of Operations                  4
            Statements of Cash Flows                  5
            Notes to Financial Statements             6

                           NORTH LENDERS, L.P.
                         (A Limited Partnership)

                              BALANCE SHEETS
                               (Unaudited)


                                 ASSETS


                                       September 30,       December 31,
                                           1997               1996
CASH                                       $134,684           $249,016
NOTES RECEIVABLE FROM AFFILIATE              83,889            183,889
INTEREST RECEIVABLE FROM AFFILIATE              230              4,585
LOAN COSTS                                   85,697             97,941

    Total Assets                           $304,501           $535,431
                                          =========           ========



                     LIABILITIES AND PARTNERS' EQUITY

ACCRUED STATE INCOME TAX                    $30,816             $30,816
PARTNERS' EQUITY:

    Limited partners (5,625
       units outstanding)                   273,685             504,615
    General Partner                            -                   -

       Total partners' equity               273,685             504,615

    Total Liabilities &
       Partners' Equity                    $304,501            $535,431
                                           ========            ========










                    See notes to financial statements.


                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)



                                  Quarter Ending     Year to Date Ending
                                   September 30,        September 30,
                                ------------------  ---------------------
                                   1997       1996      1997      1997
                                -------     ------    ------    ------
REVENUE:

Interest Income        $         4,260       8,739    15,685     27,231

Total Revenue          $         4,260       8,739    15,685     27,239


EXPENSES:

Amortization           $         4,081       4,080    12,243     12,243
Legal & Accounting Fees           -           -        6,000      4,822
General & Admin. Expenses         -           -        1,099        375

Total Expenses         $         4,081       4,081    19,342     17,440

NET INCOME             $           179       4,658    (3,657)     9,791


                       See notes to financial statements


                            NORTH LENDERS, L.P.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOW
                                (Unaudited)

                                         Year-to-date
                                         September 30,
                                 _____________________________
                                   1997               1996
                                   ____               ____
Cash Flows from Operating Activities:

Net Income                        $(3,657)            9,791
Adjustments to reconcile
  Net Income to Net Cash used in
  Operating Activities:
Amortization                       12,243            12,243
Additional Accrued Interest       (13,329)          (26,025)
Interest Pymts. Received
   on Note Receivable              17,684                 -

Total Adjustments                  16,598           (13,782)

Net Cash provided by
Operating Activities               12,941            (3,991)

Cash Flows from Investing Activities:

Change in Note Receivable
from Affiliate                    100,000                 -

Cash Flows from Financing Activities:

Distribution to Partners         (227,273)                -

Net Increase/(Decrease) in
Cash and Cash Equivalents        (114,332)           (3,991)

CASH AT JANUARY 1,                249,016            50,698

CASH AT SEPTEMBER 30,           $ 134,684            46,707
                                 =========          ========

See notes to financial statements.

                           NORTH LENDERS, L.P.
                         (A Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1997
                               (Unaudited)


 A.ACCOUNTING POLICIES

 The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

 Item 2: Management's Discussion and Analysis of
 Financial Condition and Results of Operations

 Results of Operations for the Quarter ended September 30, 1997

 The Partnership's primary business is to lend monies to North By Northeast, L.P. ("the Borrower").

 Due to the nature of the Registrant, all activity is a result of transactions in North by Northeast, Ltd. (the "Borrower"), and North by Northeast Land Partners (the "Land Partnership"), the investment of North by Northeast, Ltd.

 On September 19, 1997, the Land Partnership sold approximately 2 acres for $250,000. A distribution of $110,000 was paid to the Borrower from the Land Partnership. The Borrower made a $100,000 principal payment on the Lender Financing and paid all accrued interest through that date. From these proceeds and cash reserves, the Registrant distributed $227,273 to the partners. Operations of the Registrant are comparable to prior quarters with the exception of interest income. The decline in interest income is due to a lower principal balance.

 Due to the minimal expenses that the Registrant incurs, the General Partner believes that the present cash balance of $134,684 at October 31, 1997, will provide sufficient liquidity for the future.

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


                                     NORTH LENDERS, L.P.

                                     By:   222 NORTH, LTD.
                                           General Partner



 Date:  November 21, 1997                By:/s/ Steven D. Ezell
                                                General Partner


                                         By:    222 Partners, Inc.
                                                General Partner



 Date: November 21, 1997                 By:/s/ Michael A. Hartley
                                                Secretary/Treasurer